Form 10QSB
period 2003-09-30
INTERNATIONAL GROUP HOLDINGS INC
filed 2003-11-19
CIK 1083829

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington D.C. 20549
                 FORM 10-QSB

 Quarterly Report Pursuant to Section 13
 or 15(d) of the Securities and Exchange
 Act of 1934.

 For the quarterly period ended September
               30, 2003



     International Group Holdings Inc.
 (Exact name of registrant as specified
         in its charter.)

    UTAH                               43-198-8515
State or other jurisdiction of      (I.R.S. Employer
incorporation or organization       identification No.)

         2457 East Sunrise Boulevard
        Fort Lauderdale Florida 33304



Registrants telephone number, including area code:
(561) 809 4033
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practical date:

16576071. Shares of common stock issued and outstanding at 30 September 2003



              Table of Contents
           -------------------------
                       2
Part One  Financial Information
--------------------------------------------

Item 1 Financial Statements

Balance Sheets - Assets                                3
Balance Sheets - Liabilities and Stockholders' Equity  4
Statement of Operations - 3 months                     5
Statement of Stockholders equity                       6
Statement of cashflows                                 7
Notes to consolidate Financial Statements              8

Part two
------------
Managements discussion and analysis of plan of
operation                                             10

Controls and proceedures                              11

Part Three
---------------

Item 1  Legal proceedings
Item 2  Changes in Securities
Item 3  Defaults upon Senior Securities
Item 4 Submissions of Matters to a vote of security holders
Item 5  Other information
Item 6  Exhibitis and reports

Item 7 Signatures





              International Group Holdings Inc.
                       Formerly GSCS
                 Consolidated Balance Sheets
                            3
                       Balance Sheets
      As of September 30th 2003 and April 3rd 2003

ASSETS.
Current Assets:                      September 30  April 3 2003
                 Cash                    $10802        $23431
Fixed Assets:
       Furniture and Equipment            15000        $15000
       Less accumulated deprn of          (750)            0
Investments In: (Note 4)
       International Yacht Sales Group $1979000      $1979000
       Emedi8                          $1609000      $1609000
       IWorldRealty                    $ 450000      $ 450000
       International Offshore          $  30000      $  30000
       International Boat Services     $  25000      $  25000
       International Marina Services   $  25000      $  25000
       International Commercial Shipp  $ 195000      $      0

                    Sub total          $4338052      $4118000

Other Assets:
                  Start-up Assets       $185000      $ 185000

                  TOTAL ASSETS         $4523052      $4341431
                                      ---------    ----------
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
      Accrued legal fees                $     0       $ 5,000
      Stockholders loans                $180000       $180000
           Total Current Liabilities    $180000       $185000
Stockholders Equity
    Common Stock, $0.001 Par value
    100,000,000 Shares Authorized,
    Shares issued and outstanding      16576071       14955000
                                       $  16576       $  14955
    Additional paid-in-capital         $4141476       $4141476
    Additional New Assets paid in      $ 185000
     Total Stockholder Equity.         $4343052       $4156431

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                    $4523052      $4341431




            International Group Holdings Inc.
                    Formerly GSCS
                Consolidated Balance Sheets
                           4
            Liabilities and Stockholders Equity

                            September 30   Apri 3
                              2003           2003
                           ------------  -----------
                            (Unaudited)   (Audited)
Current Liabilities
Accounts payable              $ 2944       $  5000
Taxes payable                      0             0
Notes payable                      0             0
Accrued interest                   0             0
                            ----------   ----------

 Total Current Liabilities      2944          5000
                            ----------  -----------

Long-term Liabilities
Notes payable                      0             0
Due to shareholders           180000        180000
                           ----------   -----------

Total Long-term Liabilities   180000        180000
                              -------     ---------

         Total Liabilities    182944        185000
                              ------        ------

Stockholders Equity:
Common stock
 Authorized 100,000,000
 shares at $0.001 par value.
 Issued and outstanding at
 September 30 2003 16576071
 and 14955000  at April 3 2003  16576        14955

Preferred stock:
Authorized 50000000
shares at $0.001 par value.
issued and outstanding:         None.

Paid in capital                 4141476    4141476
Additonal New Assets             185000
                               --------    --------

    Total Stockholders Equity   4343052   $4156431
                               ---------   ---------
         Total Liabilities and
          Stockholders Equity   $4523052   $4341431
                               =========   ========

See accompanying notes.



              International Group Holdings Inc.
                      Formerly GSCS
                Consolidated Balance Sheets
                            5
                  Statement of Operations
			3 Months ended
             -------------------------------

                                         Sept 30,
                                          2003
                                      -----------
Revenues:                               $ 4426040
Revenue Derived                         $  195873
Cost of Sales                            $4230167
                                        -----------
Total  Net Revenues                   $     51610
                                         -----------

Operating Expenses:
 Depreciation and Amortization             ( 750)
 Selling, General and Administrative     ( 37636)
                                       -----------

  Total Operating Expenses               (38,386)
                                       -----------
  Gain (Loss) from operations             13,224
                                       -----------
Other Income (Expense):
 Provision for federal income tax            -0-
 Interest expense                             0
                                       -----------
  Total Other Income (Expense)                0
                                       -----------
Income before provision for
  income taxes                            13,244
Provision for income taxes                   -0-
                                       ----------

Net Income (Loss)                       $ 13,244
                                       ==========

Number of Outstanding Shares          16,576,071



See accompanying notes.




               International Group Holdings Inc.
                          Formerly GSCS
          Consolidated Statement of Stockholders Equity
           From April 3 2003 through Spetember 30 2003

                            Common     Stock   Paid in
                            Shares     Amount  Capital  Totals
                           --------    ------   -------   -----
Shares issued at April 3
to initial shareholders    14955000    14955              14955
Capital contributed by S/H                     4141476  4141476
Net for year 2003                                    0        0
                          ---------    ------  --------   ------
Balance April 3 2003       14955000    14955   4141476 $4156431
Stock issued as
consideration services       700000      700         0        0
Share Holder debt            255000      255  (51,000)   (51000)
Services Infintiy            300000      300         0        0
504 stock                    97000       178     18200    18200
Director stock               269071      350         0        0
                         ----------   ------   -------    ------
Balance September 30 2003  16576071    16576  $4108676  $4123631
     (Unaudited)         ==========   ======    =======    =====



               International Group Holdings Inc.
                       Formerly GSCS
               Consolidated Statement of Cashflows
               From April 3 2003 through Spetember 30 2003
                             Six Months ended
                          -------------------------

                                               Sept 30     April 3
                                             2003         2003
                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                            $ 13224      $  0
Non-cash adjustments to reconcile net income
to Net cash provided by operating activities:
 Depreciation and amortization               (750)        $  0
Change in assets and liabilities:
(Increase)decrease  in accounts receivable   $  0         $  0
(Increase)decrease  in prepaid expenses      $  0         $  0
(Increase)decrease  in inventory             $  0         $  0
 Increase(decrease) in accounts payable   $ (2056)        $  0
 Increase(decrease) in accrued expenses      $  0         $  0
                                          --------       ------
Net cash provided by operating activities   11,168        $  0
                                         ----------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)decrease in notes receivable         -             -
 Proceeds from sale (cost) of equipment        -             -
                                            ----------    ------
Net cash provided(used)by investing activities -0-            0
                                            ----------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                    0             0
 Repayment of notes payable                     0             0
 Increase in shareholder notes payable`         0             0
 Stock issued                              1621071            0
 Contributed capital                         13200            0
                                          --------       -------
Net cash provided by financing activities    13200            0
                                          ----------     -------
NET INCREASE (DECREASE) IN CASH              13200            0

CASH BALANCE BEGINNING OF PERIOD         $   23431   $    23431
                                          --------    ---------

CASH BALANCE END OF PERIOD               $   36631   $    23431
                                         ========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year:
 Interest                                    -0-          -0-
 Income taxes                                -0-          -0-




See accompanying notes.



             International Group Holdings Inc.
                      Formerly GSCS
        Notes to Consolidated Financial Statements

NOTE 1 -UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending September 30 2003 are not necessarily indicative of the results that may be expected for the year ending December 31 2003.

(1) The unaudited financial statements include the accounts of IGH and all of the wholly owned subsiduaries and include all adjustments (consisting of normal recurring items) which are in the opinion of management necessary to present fairly the financial position as of September
30 2003 and the results of operations and cash flows for
 the six-month period ended September 30 2003 from opening balances of April 2003. The results of operations for the six-month period ended September 30 2003 are not necessarily indicative of the results to be expected for the entire year.

(2) Earnings (loss) per common shares are based on the weighted average number of shares outstanding during the period.


Over view
Liquidity and Capital Reserves
During the first six months of operation, IGH has used
 $25,000 cash for operational activities and investing activities have provided no cash. Financiing activities secured no funding although considerable time was used by the management on this avenue. The company has as a result of the failure to secure the funding has created a small shortfall in cash reserves which may present a small cashflow issue but should be covered by sales returns in the short to medium term. The cost base of the business was specifically developed to bring on line the revenue streams the company has in development which willsee excllent returns in the medium term, circa
6 months but due to the failure of the funding options through third party non perfomrance the cost base of two of the companies wholly owned by IGH has been increased and so will suffer short term cash flow problems. Both businesses expect to trade through these issues in the medium term.

IGH has a very low cost business model and as such only requires currently $15000 per month to function. This is derived from income with some support from a major shareholder to date if there are any shortfalls. This is not seen as a long term issue as sales volume grows and the US operation begins in earnest.

There are no loans or debts or indeed creditors with regard to IGH of any significance over $500. It is ecpected that a small creditline will be developed to cater to the small cashflow issues within the business.

The company now requires funding through debt or equity specifically to allow the growth of the businesses owned by IGH and to complete the acquisitions in hand to realise the peotential of the company. A small injection of funds will resolve all the minor cashlfow issues.



Controls and Proceedures
Both the CEO and CFO have evaluated the as of the last day of the period covered by this report the effectiveness of the design and operation of our disclosure controls and proceedures (as defined in Rule 15d - 15 under the Securities Exchange Act of 1934). This evaluation has been reveied by the board as well as the direct management of the corporation and to the best of our knowledge and belief have concluded that the disclosure controls and proceedures are effective.

Disclosure controls and Proceedures are put in place by the management of IGH specfically to ensure the financial information and condition of the corporation is disclosed to shareholders and other parties in a fair and full manner as outlined by the rules of the SEC.

There have been changes in the Company's internal controls over accounting with the appointment of a full time CFO (Chief financial officer) to ensure compliance with the Sarbanes Oxley Act of 2002 and also to allow more controls and foresight in the companys development.

The accompanying unaudited and consolidated financial statementshave been prepared in accordance with generally accepted accounting principles for interim financial information and to the best of the managements knowledge and belief the Form 10-QSB instructions and Regulations S-B. Accordingly they do not include all the footnotes and and supporting information required by generaly accepted accounting principles for complete financial statements.
The management has made all necesary adjustments to
 these accounts to show a full and fair representation of the current status of the company. Operating results from the period are not necesarily indicative of the results the company will see for the year ending Decemeber 31 2003.

Earnings (loss) per common share are based upon the weighted average number of shares outstanding during the period.



Part two
------------
Managements discussion and analysis of plan of operation

The discussion and analysis following should be read in conjunction with the preceeding financial statements and the information contained in the previous filings by the company. Except for the historical information made available within this document the matters discussed in this Form 10 QSB contain forward looking statements within the meaning of sections 27A of the Securities Act of 1933 as ammended and Section 21E of the Scurities Exchnage Act of 1934, as ammended and the Private Securities Litigation Reform Act of 1995 including, among others (i) expected changes in the companies revenues and profitability (ii) prospective business assumptions (iii) the companys strategy for financing its business that are based on the managements beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts includeing without limitiation statements which are preceeded by followed by, or include the words (believes anticipates
  plans expects may should) or similar expressions are forward looking statements. Many of the factors that will determine the Companys future results are beyond the ability of the company to control or predict
.. These statements are subject to risks and uncertainties and andso by default actual results may differ.All subsequent written and oral forward looking statements attributable to the company or persons acting in its behalf are expressed qualified in their entirity by these cautionary statements.
 The Company disclaims any obligaton to update any forward looking statement whether as a result of new information, future events or otherwise.

Important factors may include but are not limited to the risk of significant natural disaster the inability of the Company to insure against certain risks fluctuations in commodity priceschanging governmental regulations as well as general market conditions competition and pricing and other risks detailed from time to time in the Company's SEC reports copies of which are available upon request from the company.

Results of Operations.
IGH has 100% ownership of several companies as
 detailed on the company's website. However the primary business through the Yacht sales division continues to grow with sales for this quarter being slightly below expectations at $3.5 million.
 However these have been increased through sales in the commercial sector which was developed from September 2003 onwards. Sales for this quarter from the commercial sector were $840000 through 6 new builds.

License sales have been slow specifically due to the managements time allocation for the running of IGH being so high and considerable efforts and time spent on funding for the company to allow it to realise it's growth potential. Although there has been an incredible amount of positivity about the Company and its service no external funding to date (September 2003) has been realised. The management believes that this will be forthcoming in due course.

The Marine Sector saw gross sales of $4016288 for the second quarter (prior to this quarter) with gross income of $6912276 which is very close to expectations. For this thrid quarter, gross sales were $4,426,040 with a gross income to the company of $51, 610.55 (Note that this is based on the exchange rate of the day). The drop in income was specifically due to the drop in license sales
 (Only one in the period) due to managements dilution of business development time. There are four licenses under discussion with contracts for this quarter already and two master licencee contracts in circulation.

Cost of operations has increased specifically through the cost burden to the company of the Chief Financial Officer although his costs will be offset by the development of the finance and insurance division within the group which the CFO has considerable experience in previously.

Part Three
---------------

Item 1  Legal proceedings

The Company and its subsiduaries have no legal proceedings in force except as instigated by the company for the recovery of a debt owed due to non payment of fees earned upon the sale of a vessel. This is a simple issue of recovering fees due with no reflection on thecompany or its officers

Item 2 Changes in Securities

None

Item 3  Defaults upon Senior Securities

None

Item 4 Submissions of Matters to a vote of security holders

None

Item 5  Other information

IGH is in the comments stage of the form 10 and is working hard on these to expadite the completion and promotion of the company forward onto the Bulletin Board or similar. The board of IGH has had three resignations specifically the three resident directors brought on board to develop USA sales and company profile. Plans are afoot to replace these directors in due course.

IGH has entered this month (Novemeber) merger talks with a fully listed company. This is very preliminary stages as yet.

IGH has withdrawn from talks with World Wide Connect and will not complete on the LOI previously issued.

IGH continues talks with IYT specifically to consolidate into the marine sector.


Item 6  Exhibitis and reports
Exhibit 1    Decleration by CEO for Sarbanes-Oxley Act
Exhibit 2    Decleration by CFO for Sarbanes Oxley Act]
Exhibit 3    Certificate of CFO for the Sarbanes-Oxley Act 2002


Exhibit 1

           Certificate Pursuant to 18 USC Section 1350
                 As Adopted Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002

I  Gregg Fryett President and Ceo of IGH certify that

1  I have reviewed this quarterly report on Form 10-QSB of IGH.

2 Based upon my knowledge, this report does not contain any untrue statement of a material fact or omit to stte a material fact necessary to make the statements made in light of the curcumstances under which such statements made not misleading withrespect to the period covered by this report.

3  Based on my knowledge the financial statements and other
 financials information included in this report fairly present in all the material respects the financial condition results of operations and cashflows of the regsitrant as of and for the periods presented in this report.

4 The small business issuers other certifying officers and I are responsible for establishing and maintianing disclosure controls and proceedures (as defined in Exchange Act
Rules 13a-15 (e) and 15d-15(e) for small business issuer and have

   a) designed such disclosure controls and proceedures or caused such disclosure controls and proceedures to be designed under our supervision to ensure that material information relating to the small business issuer including consolidated subsiduaries is made known to us by others within those entities particularily thorugh the period in which this report is being prepared.

   b) Evaluated by the effectiveness of the small business issuers disclosure and proceedures and presented in this report our conditions about the effectiveness of the disclosure controls and proceedures as of the end of the period covered by this report based on such valuation.

   c) Disclosure in this report of any change in the small business issuers internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter that has matrially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

5 The small business issuers other certifying officers and I have disclosed, based on our most recent evaluation of the internal contrrol of of financial reporting to the small business issuers auditors and the audit committee of the small business issuers board of directors(or persons performing the equivalent functions)

   a) all significant deficiences and material weaknesses in the design or operation of the internal control over finacial reporting which are reasonably likely to adversly affect the small business issuers ability to record process and summarize and report financial information and

   b) any fraud,whether or not material,that involves managment or other employees who have a significant role in the small business issuers internal control over financial reporting.

Date Novemeber 15th 2003


           /s/   Gregg Fryett
          ------------------------
                 Gregg Fryett
                        CEO


 Exhibit 2
     Certificate Pursuant to 18 USC Section 1350
         As Adopted Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

I Charles Alliban CFO and director of IGH certify that:

1  I have reviewed this quarterly report on Form 10-QSB of IGH.

2 Based upon my knowledge this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements made not misleading withrespect to the period covered by this report.

3  Based on my knowledge the financial statements and other
 financials information included in this report fairly present in all the material respects the financial condition results ofoperations and cashflows of the regsitrant as of and for the periods presented in this report.

4  The small business issuers other certifying officers and I are responsible for establishing and maintianing disclosure controls and proceedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) for small business issuer and have:

   a) designed such disclosure controls and proceedures, or caused such disclosure controls and proceedures to be designed under our supervision to ensure that material information relating to the small business issuer including consolidated subsiduaries is made known to us by others within those entities particularily thorugh the period in which this report is being prepared.

   b) Evaluated by the effectiveness of the small business issuers disclosure and proceedures and presented in this report our conditions about the effectiveness of the disclosure controls and proceedures as of the end of the period covered by this report based on such valuation.

   c) Disclosure in this report of any change in the small business issuers internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has matrially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

5 The small business issuers other certifying officers and I have disclosed based on our most recent evaluation of the internal contrrol of of financial reporting to the small business issuers auditors and the audit committe of the small business issuers board of directors(or persons perfomring the equivalent functions)

   a) all significant deficiencies and material weaknesses in the design or operation of the internal control over finacial reporting which are reasonably likely to adversly affect the small business issuers ability to record process and summarize and report financial information and

   b) any fraud whether or not material, that involves managment or other employees who have a significant role in the small business issuers internal control over financial reporting.

Date: Novemeber 15th 2003


              /s/   Charles Alliban
           ------------------------
                    Charles Alliban
                       CFO


Exhibit 3

     Certificte of Chief Financial Officer
      Pursuant to 18USC Section 1350
            As adopted pursuant to
    Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of International Group
Holdings Inc. (The Company) on Form 10-QSB for the period ending September 30 2003 as filed with the Securities and Exchnage Commission on the Date hereof (The Report) I
Charles Alliban CFO of the Company certify pursuant to 18USC ss 1350 as adopted pursuant to ss.906 of the Sarbanes-Oxley Act 2002 that

   (1) The repot fully complies with the requirements of Section
13(a) or 15(d) of the securities Exchange Act of 1934 to the best of my knowledge and

   (2) The information contained in the Report failry reprsents in all material respects the financial condition and results of operations of the Company.

Date;  November 15th 2003


            /s/   Charles Alliban
          ------------------------
                  Charles Alliban
                        CFO